Form 10-K/A
period 2008-03-28
J.P. Morgan Mortgage Acquisition Trust 2007-HE1
filed 2008-04-17
CIK 1402108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to this
     Form 10-K/A.         [ ]  Not Applicable

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

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders;
     (2) Any proxy or information statement; and (3) Any Prospectus filed pursuant to rile 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).

     Not Applicable.

     EXPLANATORY NOTE

     J.P. Morgan Mortgage Acquisition Trust 2007-HE1 is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2007 to include as exhibits (a) the report on assessment of compliance with the applicable servicing criteria for asset-backed securities (the "Assessment of Compliance") of The Bank of New York Trust Company, N.A., as custodian, and (b) the attestation report of KPMG LLP with respect to the Assessment of Compliance.

     This Form 10-K/A does not otherwise amend the Form 10-K.

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

        Exhibit 33.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 33.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.4 The Bank of New York Trust Company, N.A. as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.5 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

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

        Exhibit 34.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 34.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.4 The Bank of New York Trust Company, N.A. as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.5 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

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






     Date: April 17, 2008

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

        Exhibit 33.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 33.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.4 The Bank of New York Trust Company, N.A. as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 33.5 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

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

        Exhibit 34.1 JPMorgan Chase Bank, National Association as servicer Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.2 Chase Home Finance LLC as sub-servicer Annual Report on Assessment of Compliance for Year End December 31, 2007. *

        Exhibit 34.3 JPMorgan Chase Bank, National Association as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.4 The Bank of New York Trust Company, N.A. as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

        Exhibit 34.5 Deutsche Bank National Trust Company as trustee Annual Report on Assessment of Compliance for Year End
        December 31, 2007. *

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